Form 10-K
period 2017-12-31
Morgan Stanley Capital I Trust 2016-BNK2
filed 2018-04-02
CIK 1687374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

•         The Orchard mortgage loan, which is serviced pursuant to the MSC 2016-UBS12 pooling and servicing agreement attached hereto as Exhibit 4.7;

•       the Fremaux Town Center mortgage loan, which is serviced pursuant to the WFCM 2016-C37 pooling and servicing agreement attached hereto as Exhibit 4.8; and

•         the American Greetings HQ mortgage loan, which was serviced pursuant to the MSC 2016-BNK2 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 1/1/17 to 4/18/17) and, following the securitization of the related control note, the BANK 2017-BNK4 pooling and servicing agreement attached hereto as Exhibit 4.9 (from 4/19/17 to 12/31/17).

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•         Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and engaged the services of Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 3.43% of the mortgage pool for the reporting period.

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

•        Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the American Greetings HQ mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc., National Tax Search, LLC and Berkadia Commercial Mortgage LLC, in each case as a servicing function participant in respect of the American Greetings HQ mortgage loan for the reporting period.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business.  Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer.  Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association (“KeyBank”), as special servicer, and Berkadia, as master servicer.  The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City.  KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust.  KeyBank’s and Berkadia’s motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016.  The plaintiff has filed an appeal.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC, Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000. On July 1, 2016, C-III AM filed a motion to dismiss. A hearing on the motion was held on March 6, 2017.  The court granted C-III AM’s motion to dismiss by decision and order dated July 31, 2017. The plaintiff has appealed the dismissal and filed its appellate brief on February 20, 2018.  C-III’s responsive brief is due March 26, 2018. The plaintiffs also filed on December 12, 2017, another complaint essentially making the same allegations as the first complaint.  C-III moved to dismiss that complaint by motion filed January 20, 2018.  The court did not dismiss that action, but the action is stayed until the resolution of the appeal on the first action.

There can be no assurances as to the outcome of this the appeal or the subsequent suit or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper. C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 22, 2016, (i) Wells Fargo Bank, National Association, the master servicer under the WFCM 2016-C37 pooling and servicing agreement, pursuant to which the Fremaux Town Center mortgage loan is serviced, and the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the American Greetings HQ mortgage loan is serviced, is also the MSC 2016-BNK2 master servicer and the master servicer under each Outside Pooling and Servicing Agreement (other than the MSC 2016-UBS12 pooling and servicing agreement), pursuant to which the outside serviced mortgage loans (other than The Orchard mortgage loan) are currently serviced;  (ii) Rialto Capital Advisors, LLC, the special servicer under the MSC 2016-UBS12 pooling and servicing agreement, pursuant to which The Orchard mortgage loan is serviced, and the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the American Greetings HQ mortgage loan is serviced, is also the special servicer under the MSBAM 2016-C31 pooling and servicing agreement, pursuant to which the Huntington Center mortgage loan is serviced, and the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the One Penn Center mortgage loan is serviced; (iii) LNR Partners, LLC, the special servicer under the WFCM 2016-C37 pooling and servicing agreement, pursuant to which the Fremaux Town Center mortgage loan is serviced, is also the special servicer under the MSBAM 2016-C30 pooling and servicing agreement, pursuant to which the Briarwood Mall mortgage loan is serviced; and (iv) Wells Fargo Bank, National Association, the custodian under the MSC 2016-BNK2 pooling and servicing agreement, is also the custodian under each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans are currently serviced.

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

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the MSC 2016-UBS12 securitization transaction, pursuant to which The Orchard Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K/A filed on December 20, 2016 under SEC File No. 333-206582-05 and incorporated by reference herein).

(4.8) Pooling and Servicing Agreement, dated as of December 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, relating to the WFCM 2016-C37 securitization transaction, pursuant to which the Fremaux Town Center Mortgage Loan is serviced (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

(4.9) Pooling and Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BANK 2017-BNK4 securitization transaction, pursuant to which the American Greetings HQ Mortgage Loan was serviced from 04/19/17 to 12/31/17 (filed as Exhibit 4.9 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.15  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.18  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.21  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.25  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.3)

33.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.6)

33.27  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.7)

33.28  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.8)

33.29  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.30  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.31  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.32  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

33.33  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 33.32)

33.34  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.32)

33.35  LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17)

33.36  LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.35)

33.37  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.32)

33.38  C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.40  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.41  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.42  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.43  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.45  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.2)

33.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.15  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.18  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.21  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.25  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.3)

34.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.6)

34.27  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.7)

34.28  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.8)

34.29  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.30  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.31  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.32  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

34.33  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 34.32)

34.34  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.32)

34.35  LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17)

34.36  LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.35)

34.37  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.32)

34.38  C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.40  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.41  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.42  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.43  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.45  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.2)

34.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  C-III Asset Management LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17)

35.12  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

35.13  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17)

35.14  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17)

35.15  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17)

35.16  C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17)

35.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.19  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.20  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.22  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.23  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 35.2)

35.24  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 4, 2016, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

Date: April 2 , 2018

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

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the MSC 2016-UBS12 securitization transaction, pursuant to which The Orchard Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K/A filed on December 20, 2016 under SEC File No. 333-206582-05 and incorporated by reference herein).

(4.8) Pooling and Servicing Agreement, dated as of December 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, relating to the WFCM 2016-C37 securitization transaction, pursuant to which the Fremaux Town Center Mortgage Loan is serviced (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

(4.9) Pooling and Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BANK 2017-BNK4 securitization transaction, pursuant to which the American Greetings HQ Mortgage Loan was serviced from 04/19/17 to 12/31/17 (filed as Exhibit 4.9 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.11 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.15 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.18 National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.19 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.21 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.22 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.24 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.25 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.3)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.6)

33.27 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.7)

33.28 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.8)

33.29 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.31 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.32 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

33.33 Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 33.32)

33.34 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.32)

33.35 LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17)

33.36 LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.35)

33.37 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.32)

33.38 C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.39 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.40 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.41 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.42 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.43 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.44 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.45 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 33.2)

33.46 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.11 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.15 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.18 National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.19 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.21 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.22 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.24 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.25 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.3)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.6)

34.27 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.7)

34.28 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.8)

34.29 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.31 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.32 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

34.33 Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 34.32)

34.34 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.32)

34.35 LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17)

34.36 LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.35)

34.37 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.32)

34.38 C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.39 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.40 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.41 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.42 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.43 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.44 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.45 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 34.2)

34.46 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 C-III Asset Management LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17)

35.12 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17)

35.13 Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17)

35.14 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17)

35.15 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17)

35.16 C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17)

35.17 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced: The Orchard (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.19 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: One Penn Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.20 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.21 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced: Briarwood Mall (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.22 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced: Fremaux Town Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.23 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: American Greetings HQ (from 4/19/17 to 12/31/17) (see Exhibit 35.2)

35.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced: Conrad Indianapolis (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 4, 2016, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

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