Form 10-K
period 2018-12-31
Morgan Stanley Capital I Trust 2016-BNK2
filed 2019-03-29
CIK 1687374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact names of the sponsors as specified in their charters)

New York	38‑4014733 38‑4014734 38‑7170472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

•       the Fremaux Town Center mortgage loan, which is serviced pursuant to the WFCM 2016-C37 pooling and servicing agreement attached hereto as Exhibit 4.8; and

•         the American Greetings HQ mortgage loan, which is serviced pursuant to the BANK 2017-BNK4 pooling and servicing agreement attached hereto as Exhibit 4.9.

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

•         Midland Loan Services, a Division of PNC Bank, National Association, is the master servicer under the MSC 2016-UBS12 pooling and servicing agreement, pursuant to which The Orchard mortgage loan is serviced. Because Midland Loan Services is not the MSC 2016-BNK2 master servicer, is not affiliated with any sponsor and services only The Orchard mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Midland Loan Services, as MSC 2016-UBS12 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•         LNR Partners, LLC is the special servicer under the MSBAM 2016-C30 and WFCM 2016-C37 pooling and servicing agreements, pursuant to which the Briarwood Mall and Fremaux Town Center mortgage loans, respectively, are serviced. Because LNR Partners, LLC is not the MSC 2016-BNK2 special servicer, is not affiliated with any sponsor and services only the Briarwood Mall and Fremaux Town Center mortgage loans, which constitute more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as MSBAM 2016-C30 and WFCM 2016-C37 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•         Aegon USA Realty Advisors, LLC, is the special servicer under the BAMLL 2016-ISQR pooling and servicing agreement, pursuant to which the International Square mortgage loan is serviced. Because Aegon USA Realty Advisors, LLC is not the MSC 2016-BNK2 special servicer, is not affiliated with any sponsor and services only the International Square mortgage loan, which constitutes less than 5% of the mortgage pool, Aegon USA Realty Advisors, LLC, as BAMLL 2016-ISQR special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•         Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and engaged the services of Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 7% of the mortgage pool for the reporting period.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business.  Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer.  Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association (“KeyBank”), as special servicer, and Berkadia, as master servicer.  The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City.  KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust.  KeyBank’s and Berkadia’s motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016.  The plaintiff has filed an appeal. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

(4.9) Pooling and Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BANK 2017-BNK4 securitization transaction, pursuant to which the American Greetings HQ Mortgage Loan is serviced (filed as Exhibit 4.9 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-05 and incorporated by reference herein), as amended pursuant to that certain Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 18, 2018, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer Rialto Capital Advisors, LLC, special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.10 to the registrant's Current Report on Form 8-K filed on June 25, 2018 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.15  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.18  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.21  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.25  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.27  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.28  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.29  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.30  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.31  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.32  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18)

33.33  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18) (see Exhibit 33.32)

33.34  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 33.32)

33.35  LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18)

33.36  LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.35)

33.37  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 33.32)

33.38  C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.40  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.41  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.42  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.43  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.45  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.15  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.18  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.21  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.25  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.26  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.27  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.28  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.29  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.30  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.31  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.32  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18)

34.33  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18) (see Exhibit 34.32)

34.34  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 34.32)

34.35  LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18)

34.36  LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.35)

34.37  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 34.32)

34.38  C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.40  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.41  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.42  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.43  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.44  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.45  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.46  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  C-III Asset Management LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18)

35.12  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18)

35.13  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18)

35.14  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18)

35.15  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18)

35.16  C-III Asset Management LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18)

35.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.19  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.20  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.21  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.22  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.23  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.24  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 4, 2016, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

(99.10) Agreement Between Note Holders, dated as of August 18, 2016, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, relating to the One Penn Center loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on November 22, 2016 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

Date: March 29, 2019