Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2016-BNK2
filed 2023-03-27
CIK 1687374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•        LNR Partners, LLC is the special servicer under the MSBAM 2016-C30 and WFCM 2016-C37 pooling and servicing agreements, pursuant to which the Briarwood Mall and Fremaux Town Center mortgage loans, respectively, are serviced. Because LNR Partners, LLC is not the MSC 2016-BNK2 special servicer, is not affiliated with any sponsor and services only the Briarwood Mall and Fremaux Town Center mortgage loans, which constitute more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as MSBAM 2016-C30 special servicer and WFCM 2016-C37 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•        Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period, and engaged the services of Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 3.5% of the mortgage pool for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C31 pooling and servicing agreement, pursuant to which the Huntington Center mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Huntington Center mortgage loan for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the One Penn Center mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the One Penn Center mortgage loan for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the BAMLL 2016-ISQR trust and servicing agreement, pursuant to which the International Square mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the International Square mortgage loan for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C30 pooling and servicing agreement, pursuant to which the Briarwood Mall mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Briarwood Mall mortgage loan for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the WFCM 2016-C37 pooling and servicing agreement, pursuant to which the Fremaux Town Center mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Fremaux Town Center mortgage loan for the reporting period.

•       Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the American Greetings HQ mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and Berkadia Commercial Mortgage LLC, in each case as a servicing function participant in respect of the American Greetings HQ mortgage loan for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the WFCM 2016-C36 pooling and servicing agreement, pursuant to which the Conrad Indianapolis mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Conrad Indianapolis mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

33.6  Greystone Servicing Company LLC, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Solutions, LLC, as Servicing Function Participant

33.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.20  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.21  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.22  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.23  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.24  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.25  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 33.8)

33.26  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22)

33.27  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 33.26)

33.28  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 33.26)

33.29  LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22)

33.30  LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 33.29)

33.31  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.26)

33.32  Greystone Servicing Company LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 33.6)

33.33  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.34  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.35  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.36  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.37  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.38  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.39  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.41  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.42  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.43  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.44  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.45  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.46  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.47  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.48  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  Greystone Servicing Company LLC, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Solutions, LLC, as Servicing Function Participant

34.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.12  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.20  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.21  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.22  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.23  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.24  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.25  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 34.8)

34.26  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22)

34.27  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 34.26)

34.28  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 34.26)

34.29  LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22)

34.30  LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 34.29)

34.31  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 34.26)

34.32  Greystone Servicing Company LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 34.6)

34.33  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.34  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.35  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.36  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.37  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.38  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.39  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.40  Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.41  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.42  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.43  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.44  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.45  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.46  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.47  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.48  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3  Wells Fargo Bank, National Association, as Custodian

35.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  Greystone Servicing Company LLC, as Special Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.14  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22)

35.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 35.14)

35.16  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 35.14)

35.17  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 35.14)

35.18  Greystone Servicing Company LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 35.6)

35.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.23  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.24  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.25  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.27  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.28  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.29  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.30  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.32  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.33  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.34  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated November 4, 2016, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

(99.14) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

Date:  March 27, 2023