Form 10-K/A
period 2022-12-31
Morgan Stanley Capital I Trust 2016-BNK2
filed 2023-08-01
CIK 1687374

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

  Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 27, 2023 (the “Original Form 10-K”), is to file a replacement report on assessment of compliance with servicing criteria and corresponding attestation report provided by Berkadia Commercial Mortgage LLC, which replacement reports more specifically relate to Berkadia Commercial Mortgage LLC’s primary servicing platform. Such revised documents replace the corresponding documents previously filed as Exhibits 33.9, 33.23, 34.9 and 34.23 to the Original Form 10-K. No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

33.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.23  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

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

Date:  August 1, 2023