Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2016-BNK2
filed 2026-03-26
CIK 1687374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•       the Fremaux Town Center mortgage loan, which was serviced pursuant to the WFCM 2016-C37 pooling and servicing agreement attached hereto as Exhibit 4.8, until October 2025 when such mortgage loan was repaid; and

•         the American Greetings HQ mortgage loan, which is serviced pursuant to the BANK 2017-BNK4 pooling and servicing agreement attached hereto as Exhibit 4.9.

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

•         LNR Partners, LLC is the special servicer under the MSBAM 2016-C30 pooling and servicing agreement, pursuant to which the Briarwood Mall is serviced, and the WFCM 2016-C37 pooling and servicing agreement, pursuant to which the Fremaux Town Center mortgage loan was serviced. Because LNR Partners, LLC is not the MSC 2016-BNK2 special servicer, is not affiliated with any sponsor and services only the Briarwood Mall and Fremaux Town Center mortgage loans, which collectively constitute more than 5% but less than 10% of the mortgage pool, LNR Partners, LLC, as MSBAM 2016-C30 special servicer and WFCM 2016-C37 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•        Torchlight Loan Services, LLC is the current special servicer under the BAMLL 2016-ISQR trust and servicing agreement, pursuant to which the International Square mortgage loan is serviced. On May 5, 2021, Aegon USA Realty Advisors, LLC was replaced as special servicer under the BAMLL 2016-ISQR trust and servicing agreement and was succeeded by Torchlight Loan Services, LLC. Because Torchlight Loan Services, LLC is not the MSC 2016-BNK2 special servicer, is not affiliated with any sponsor and services only the International Square mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Torchlight Loan Services, LLC, as BAMLL 2016-ISQR special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSC 2016-BNK2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•         Wells Fargo Bank, National Association, as master servicer under the WFCM 2016-C37 pooling and servicing agreement, pursuant to which the Fremaux Town Center mortgage loan was serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Fremaux Town Center mortgage loan for the reporting period.

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

•        Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged each applicable party listed above to act as a servicing function participant or sub-servicer with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged such party as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 22, 2016.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSC 2016-BNK2  pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.8) Pooling and Servicing Agreement, dated as of December 1, 2016, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, relating to the WFCM 2016-C37 securitization transaction, pursuant to which the Fremaux Town Center Mortgage Loan was serviced (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

33.1    Wells Fargo Bank, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3    Wells Fargo Bank, National Association, as Custodian

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Trimont LLC, as Master Servicer  (from 3/1/25 to 12/31/25)

33.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7    Greystone Servicing Company LLC, as Special Servicer

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.11 Trimont LLC, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25)

33.15 Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.18 Trimont LLC, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.19 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.20 CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.21 Trimont LLC, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.22 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.23 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.24 Trimont LLC, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 3/1/25 to the date of repayment) (see Exhibit 33.5)

33.25 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.26 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 33.9)

33.27 Trimont LLC, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.28 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.29 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.30 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.31 Trimont LLC, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.32 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.33 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.34 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25)

33.35 Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 33.34)

33.36 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 33.34)

33.37 Torchlight Loan Services, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25)

33.38 LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25)

33.39 LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 33.38)

33.40 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.34)

33.41 Greystone Servicing Company LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.42 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.43 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.44 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.45 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.46 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.47 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.48 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.49 Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.50 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.51 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.52 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 33.3)

33.53 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 33.4)

33.54 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.55 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.56 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.57 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3    Wells Fargo Bank, National Association, as Custodian

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Trimont LLC, as Master Servicer  (from 3/1/25 to 12/31/25)

34.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7    Greystone Servicing Company LLC, as Special Servicer

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.11 Trimont LLC, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25)

34.15 Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.18 Trimont LLC, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.19 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.20 CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.21 Trimont LLC, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.22 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.23 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.24 Trimont LLC, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 3/1/25 to the date of repayment) (see Exhibit 34.5)

34.25 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.26 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 34.9)

34.27 Trimont LLC, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.28 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.29 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.30 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.31 Trimont LLC, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.32 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.33 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.34 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25)

34.35 Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 34.34)

34.36 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 34.34)

34.37 Torchlight Loan Services, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25)

34.38 LNR Partners, LLC, as Special Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25)

34.39 LNR Partners, LLC, as Special Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 34.38)

34.40 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.34)

34.41 Greystone Servicing Company LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.42 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.43 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.44 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.45 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.46 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.47 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.48 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.49 Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.50 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.51 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.52 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 34.3)

34.53 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 34.4)

34.54 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.55 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.56 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.57 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1    Wells Fargo Bank, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Trimont LLC, as Master Servicer  (from 3/1/25 to 12/31/25)

35.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7    Greystone Servicing Company LLC, as Special Servicer

35.8    Trimont LLC, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.10 Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.12 Trimont LLC, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.14 Trimont LLC, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.15 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.16 Trimont LLC, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 3/1/25 to the date of repayment) (see Exhibit 35.5)

35.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.18 Trimont LLC, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.19 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.20 Trimont LLC, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.21 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.22 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25)

35.23 Rialto Capital Advisors, LLC, as Special Servicer under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 35.22)

35.24 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 35.22)

35.25 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.22)

35.26 Greystone Servicing Company LLC, as Special Servicer under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 35.7)

35.27 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.28 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Huntington Center (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.29 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.30 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-UBS12 securitization, pursuant to which the following mortgage loans were serviced by such party: The Orchard (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.31 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.32 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: One Penn Center (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.33 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.34 Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.35 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.36 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C30 securitization, pursuant to which the following mortgage loans were serviced by such party: Briarwood Mall (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.37 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 35.3)

35.38 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C37 securitization, pursuant to which the following mortgage loans were serviced by such party: Fremaux Town Center (from 1/1/25 to the date of repayment) (see Exhibit 35.4)

35.39 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.40 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: American Greetings HQ (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.41 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.42 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-C36 securitization, pursuant to which the following mortgage loans were serviced by such party: Conrad Indianapolis (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated November 4, 2016, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-05 and incorporated by reference herein).

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

Date:  March 26, 2026